Form 10QSB
period 2002-05-31
TAMARAK INC
filed 2002-07-19
CIK 1169389

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________

TAMARAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of Incorporation or organization)

95-4790148

(IRS Employer Identification No.)

7311 Van Nuys Boulevard, Suite 2, Van Nuys, CA 91405

(Address of Principal executive offices)

 (818) 780-2890

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

YES      X        NO _____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

21,612,000 shares as of May 31, 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion in this quarterly report regarding Tamarak, Inc. and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

When used in this Quarterly Report on Form 10-QSB, "Tamark," "we," "our," and "us" refers to Tamarak, Inc., a Nevada corporation.

INDEX

Part I. Financial Information

Item 1. Financial Information

Balance Sheets at May 31, 2002 (unaudited)

Statements of Operations (unaudited) for the three months ended May 31, 2002 and 2001 and from the period from March 16, 2000 (Date of Inception) to May 31, 2002

Statements of Change in Stockholders’ Deficit (unaudited) for the period from March 16, 2000 (Date of Inception) to May 31, 2002

Statements of Cash Flows (unaudited) for the three months ended May 31, 2002 and 2001and for the period from March 16, 2000 (Date of Inception) to May 31, 2002

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Information

TAMARAK, INC.
(A Development Stage Company)
Balance Sheets
May 31, 2002
ASSETS	(unaudited)
Current Asset
Cash	$30,048
Property, plant and equipment (Note 2)
Office furniture and equipment	448
Accumulated depreciation	(110)

Total Property, plant and equipment	338

Total Assets	$30,386

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Loan payable - Officers (Note 3)	19,723

Total Current Liabilities	19,723

STOCKHOLDERS DEFICIT
Common stock, $.001 par value; 50,000,000 shares
authorized; 21,612,000 shares issued and outstanding	21,612
Paid-in capital	64,494
Deficit accumulated during the development stage	(75,443)

10,663
Total Liabilities and Stockholders' Deficit	$30,386

The accompanying notes are an integral part of these unaudited financial statements.
F-1

TAMARAK, INC.
(A Development Stage Company)
Statements of Operations
Quarters ended May 31, 2001 and 2002, and the Period From
March 16, 2000 (Date of Inception) to May 31, 2002
(Unaudited)
			Period From
			March 16, 2000
	Three Months Ended		to
	May 31,		May 31,
	2002	2001	2002

Costs and Expenses:
Administration	$10,109	$-	$16,511
Auto Expense	3,250	-	3,840
Bank Charges	250	-	250
Cable & Web Services	168	167	1,077
Depreciation	21	-	110
Document Fees	-	105	1,409
Dues & Subscriptions	-	-	5,257
Entertainment	1,199	-	1,666
Insurance	-	96	1,295
Legal Fees	10,912	-	21,012
Office Expense	2,116	20	3,316
Postage	-	9	433
Printing	-	-	1,260
Rent	2,211	1,500	11,132
Repairs	152	-	152
State Filing Fees	125	-	430
Telephone	532	106	2,622
Transfer Agent	1,720	-	3,671

Net loss	$(32,765)	$(2,003)	$(75,443)

Earnings per share:

Basic:
Income (loss) from continuing operations	$(32,765)	$(2,003)	$(75,443)
Income adjustments	-	-	-

Net income (loss) from continuing operations
attributable to common shares	(32,765)	(2,003)	(75,443)

Weighted average common shares outstanding	21,612,000	20,000,000	20,183,772

Basic earnings per share from continuing operations	($0.01)	($0.01)	($0.01)

Diluted:
Income (loss) from continuing operations	(32,765)	(2,003)	(75,443)
Income adjustments	-	-	-

Adjusted income from continuing operations	(32,765)	(2,003)	(75,443)

Weighted average common shares outstanding	21,612,000	20,000,000	20,183,772

Dilutive securities	-	-	-

Adjusted weighted average
common shares outstanding	21,612,000	20,000,000	20,183,772

Diluted earnings per share from
continuing operations	($0.01)	($0.01)	($0.01)

The accompanying notes are an integral part of these unaudited financial statements.

TAMARAK, INC.
(A Development Stage Company)
Statements of Cash Flows
Quarters Ended May 31, 2001 and 2002 and the
Period from March 16, 2000 (Date of Inception) to May 31, 2002
	Three Months Ended May 31, 2002	Three Months Ended May 31, 2001	Period from March 16, 2000 to May 31, 2002

Cash flows from operating activities:
Net Loss	$(32,765)	$(2,003)	$(75,443)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21	-	110
Increase in other assets	-	-	(6,608)
Decrease in other assets	-	-	6,608

Net cash used in Operating Activities	$(32,744)	$(2,003)	$(75,333)

Cash flows from investing activities:
Purchase of equipment	-	-	(448)

Net Cash Used in Investing Activities	-	-	(448)

Cash flows from financing activities:
Proceeds from officer loan	100	2,003	19,723
Contribution of capital	56,870	-	86,106

Net Cash Provided by Financing Activities	$56,970	$2,003	$105,829

Net increase in Cash	$24,226	-	$30,048
Cash, beginning of period	$5,822	-	-
Cash, end of period	$30,048	-	$30,048

The accompanying notes are an integral part of these unaudited financial statements

TAMARAK, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
Period from March 16, 2000 (Date of Inception) to May 31, 2002
					Deficit
	Common Stock				Accumulated
	Shares	Value Per Share(1)	Common Stock	Additional Paid-In Capital	During the Development Stage	Total

Issuance of share capital to founders of Tamarak, Inc. for cash on March 16, 2000	20,000,000	$0.001	$20,000	$2,986	$ ---	$ 22,986

Net loss for the period ending February 28, 2001	-	-	-	-	(15,930)	(15,930)
Balances at February 28, 2001	20,000,000	0.001	20,000	2,986	(15,930)	7,056

Net loss for the period ending February 28, 2002	-	-	-	-	(26,748)	(26,748)
Balances at February 28, 2002	20,000,000	0.001	20,000	2,986	(42,678)	(19,692)

Issuance of share capital for cash on March 1, 2002	1,612,000	0.04	1,612	61,508	-	63,120

Net loss for the period ending May 31, 2002	-	-	-	-	(32,765)	(32,765)

Balances at May 31, 2002	21,612,000	0.004	21,612	64,494	(75,443)	10,663

(1):  This value is rounded to the nearest thousandth.

The Accompanying notes are an integral part of these unaudited financial statements.

TAMARAK, INC.

(A Development Stage Company)

Notes to Financial Statements

For the period from March 16, 2000 to May 31, 2002

(UNAUDITED)

1.  DEVELOPMENT STAGE COMPANY

Tamarak Inc., a development stage company that incorporated on March 16, 2000, is engaged in the development of theatrical and television films. The Company has no significant revenues from its principle operations. The Company is currently engaged in acquiring the necessary financing for the production of major motion pictures and a network television mini-series.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company maintains its cash balances in two financial institutions located in Los Angeles, California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has no cash balances at risk as of May 31, 2002. Property and Equipment Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial statement purposes over the estimated useful lives of assets. The estimated useful lives of the property and equipment is five years.

3. RELATED PARTY TRANSACTIONS

As of May 31, 2002, A.J. Leydton, President and CEO of Tamarak, Inc., had made a loan to the Company. The loan is unsecured, non-interest bearing and without a stated maturity date.

4. SCRIPTS

The principal assets of the Company are four, major motion picture screenplays originally written by A.J. Leydton and Frank Stewart. They sold the scripts to Aquila Communications, Inc. in 1992. Three of the scripts have been registered with copyrights. The sales had stipulations that provided for the rights to revert back to Mr. Leydton and Mr. Stewart if Aquila Communications failed to produce the scripts within five years. In 1997, these script rights reverted back to Mr. Leydton and Mr. Stewart. In March of 2000, the scripts were contributed to Tamarak, Inc. for the purpose of producing them into full feature length movies. While the scripts have no assigned value for GAAP (Topic 5G of the Staff Accounting Bulletins (SAB 48)) purposes, the company intends to produce them upon receipt of appropriate financing.

5. JACQUELINE COCHRANE STORY

The principal members of management have been developing a mini-series entitled the "Jacqueline Cochrane Story" for several years. While the mini-series has no assigned value for GAAP (Topic 5G of the Staff Accounting Bulletins (SAB 48)) purposes, the management believes the project remains viable and production will commence once financing has been secured.

6. EQUITY

The Company's authorized capital stock consists of 50,000,000 shares of Common Stock with a $.001 par value. As of May 31, 2002, the Company has outstanding 21,612,000 shares of its Common Stock.  Holders of the Company's Common Stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company common stock.  No such dividends have been paid during the company's operating history.  Of the 21,612,000 shares of common stock currently outstanding, 20,000,000 are considered "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, in that such shares were issued and sold by the Company without registration, as private transactions not involving a public offering.

7. INCOME TAXES

The Company has incurred no income tax expenses since inception. Presently, the Company has a $42,678 Tax Net Operating Loss Carry-Forward available from its first two years of operation. $15,930 of the Net Operating Loss was generated during the operating period from March 16, 2000 to February 28, 2001 while $26,748 of the Carry-Forward was generated during the operating period from March 1, 2001 to February 28, 2002. The Carry-Forwards are available to offset future income for a period of time not to exceed twenty years.

8. LEASES

The Company currently rents office space in Van Nuys, California. The monthly rental payments are currently $500 per month. The term of the lease is currently month-to-month, as Tamarak, Inc., has an oral agreement to make monthly rental payments for an indefinite period of time.

9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per - assuming dilution:

	Three Months Ended May 31, 2002	Three Months Ended May 31, 2001	Period from March 16, 2000 to May 31, 2002
Numerator:
Net income, earnings per share and earnings per share assuming dilution	$(32,765)	$(2,003)	$(75,443)
Denominator:
Denominator for earnings per share - weighted average shares outstanding	21,612,000	20,000,000	20,183,772
Effect of dilutive securities	-	-	-
Denominator for earnings per share - assuming dilution - adjusted weighted average shares outstanding	21,612,000	20,000,000	20,183,772
Earnings per share	$(0.01)	$(0.01)	$(0.01)
Earnings per share - assuming dilution	$(0.01)	$(0.01)	$(0.01)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended May 31, 2002 and 2001, we had no revenues.

For its first project, the Company plans to produce a mini-series based upon the life and exploits of Jacqueline Cochran, a world-renowned aviatrix. Management believes that the program will be aired on a major commercial television network, bringing immediate recognition, visibility and credibility to the Company. Concurrently, the Company has acquired four screenplays of different genres that will appeal to a wide audience: 1. "System of Justice" (Suspense, murder mystery); 2. "Duster" (Heartwarming personal drama combined with exciting action); 3. "Deadly Innocence" (Contemporary intrigue about murder, greed, toxic waste and insurance fraud); 4. "King of Diamonds" (Fast paced international jewel caper). We are actively seeking additional financing to produce any one or all of these projects.

If additional cash is not raised, either through bank financing, sale of capital stock, or perhaps a joint venture with funding resources, the Company can not achieve its goal of producing the Jacqueline Cochran mini-series. The principals have no legal obligation to advance further funds to the Company to satisfy its capital needs.

The production of the aforementioned mini-series involves the renting of the necessary equipment to facilitate the production process. We estimate the production will cost approximately $3,000,000 for each hour of finished product plus $1,250,000 per hour for the purchase of air time. The total production budget for the Cochran series is $12,000,000, plus an additional $5,000,000 if air time is purchased rather than joint ventured. If no funding commitments are received, sufficient to cover all of these anticipated costs, production will not commence.

Assuming a funding commitment, the Company plans to increase its manpower by hiring more employees to help facilitate the production of the mini-series. This hiring depends on the amount and timing of the funding necessary to get this project started. The Company will make those decisions based on its financial capabilities.

The company does not currently have any external sources of funding, although senior management, identified in this document under "Item 5", is committed to working without pay for at least one year.  Mr. Leydton, a creditor and President, has agreed that his loans to the company will not be called unless the company receives production funding. If production funding is never received, Mr. Leydton has agreed to accept additional equity, at the Company's then-book-value price per share, to extinguish his claims.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds

In November 2001, the Company's Board of Directors passed a resolution authorizing a private placement of the Company's securities in order to raise capital. Management was granted authority to prepare a Private Placement Memorandum pursuant to Rule 504 of Regulation D, governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933 (as amended) and to register the securities in any state or jurisdiction that management felt was required and appropriate. The Offering, elected under Nevada Rules, called for the Company to offer for sale up to 5,000,000 shares of the Company's common stock at $0.05 per share. The Offering was closed on February 20th, 2001, and resulted in 1,162,000 shares of the Company's $0.0001 par value common stock being issued to 41 separate investors. As a result of the Offering, the Company raised an aggregate of $80,600, netting, after commissions, accounting and legal expenses, a total of $53,470.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.  None.

(b)  Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

Tamarak, Inc.

(Registrant)

/s/ A.J. Leydton

A.J. Leydton

CEO & Chairman

Dated: July 18, 2002