Form 10QSB/A
period 2002-05-31
TAMARAK INC
filed 2002-08-06
CIK 1169389

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

6. EQUITY

The Company's authorized capital stock consists of 50,000,000 shares of Common Stock with a $.001 par value. As of May 31, 2002, the Company has outstanding 21,612,000 shares of its Common Stock.  Holders of the Company's Common Stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company common stock.  No such dividends have been paid during the company' s operating history.  Of the 21,612,000 shares of common stock currently outstanding, 20,000,000 are considered "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, in that such shares were issued and sold by the Company without registration, as private transactions not involving a public offering.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds

In November 2001, the Company's Board of Directors passed a resolution authorizing a private placement of the Company's securities in order to raise capital. Management was granted authority to prepare a Private Placement Memorandum pursuant to Rule 504 of Regulation D, governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933 (as amended) and to register the securities in any state or jurisdiction that management felt was required and appropriate. The Offering, elected under Nevada Rules, called for the Company to offer for sale up to 5,000,000 shares of the Company's common stock at $0.05 per share. The Offering was closed on March 14, 2002, and resulted in 1,162,000 shares of the Company's $0.0001 par value common stock being issued to 41 separate investors. As a result of the Offering, the Company raised an aggregate of $80,600, netting, after commissions, accounting and legal expenses, a total of $53,470.

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

Dated: August 2, 2002