Form 10QSB
period 2002-08-31
TAMARAK INC
filed 2002-10-21
CIK 1169389

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

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

21,612,000 shares as of August 31, 2002.

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

When used in this Quarterly Report on Form 10-QSB, "Tamarak," "we," "our," and "us" refers to Tamarak, Inc., a Nevada corporation.

INDEX

Part I. Financial Information

Item 1. Financial Information

Balance Sheets at August 31, 2002

Statements of Operations for the three months ended August 31, 2002 and 2001 and from the period from March 16, 2000 (Date of Inception) to August 31, 2002

Statements of Change in Stockholders' Deficit for the period from March 16, 2000 (Date of Inception) to August 31, 2002

Statements of Cash Flows for the three months ended August 31, 2002 and 2001and for the period from March 16, 2000 (Date of Inception) to August 31, 2002

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Information

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders of

Tamarak, Inc. (A Company in the Development Stage)

We have reviewed the accompanying balance sheet of Tamarak, Inc. (referred to herein as the “Company") (a Company in the development stage) as of August 31, 2002, and the related statement of operations and cash flows for the three-month periods ended August 31, 2002 and 2001, the statement of stockholders' deficit for the period ending August 31, 2002 as well as the cumulative statements from inception (March 16, 2000) to August 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted standards, the balance sheet and related statements of operations, stockholders' deficit and cash flows at February 28, 2002 and the results of operations and cash for the year ended February 28, 2002 as well as the statements of operations and cash flows from inception (March 16, 2000) to February 28, 2001 and the cumulative statements from inception to February 28, 2002, not presented herein, and our report dated June 6, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of February 28, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it is derived.

Gaytan, Kallman & Company, LLP, CPA's

Los Angeles, California

October 18, 2002

TAMARAK, INC.
(A Development Stage Company)
Balance Sheet
August 31, 2002
CURRENT ASSETS
Cash	$19,315

PROPERTY, PLANT AND EQUIPMENT (Note 2)
Office furniture and equipment	448
Accumulated depreciation	(131)

Total Property, plant and equipment	317

Total Assets	$19,632

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Loan payable - Officers (Note 3)	19,723

Total Current Liabilities	19,723

STOCKHOLDERS DEFICIT (Note 6)
Common stock, $.001 par value; 50,000,000 shares
authorized; 21,612,000 shares issued and outstanding	21,612
Paid-in capital	64,494
Deficit accumulated during the development stage	(86,197)

(91)
Total Liabilities and Stockholders' Deficit	$19,632

The accompanying notes are an integral part of these audited financial statements.
F-1

TAMARAK, INC.
(A Development Stage Company)
Statements of Operations
Quarters ended August 31, 2001 and 2002, and the Period From
March 16, 2000 (Date of Inception) to August 31, 2002

			Period From
			March 16, 2000
	Three Months Ended		to
	August 31,		August 31,
	2002	2001	2002

Costs and Expenses:
Administration	$2,983	$-	$19,494
Auto Expense	-	-	3,840
Bank Charges	-	-	250
Cable & Web Services	245	144	1,322
Depreciation	21	-	131
Document Fees	-	-	1,409
Dues & Subscriptions	-	-	5,257
Entertainment	-	-	1,666
Insurance	-	416	1,295
Legal Fees	5,000	-	26,012
Office Expense	-	-	3,316
Postage	-	-	433
Printing	-	-	1,260
Rent	1,424	100	12,552
Repairs	-	-	152
State Filing Fees	-	-	430
Telephone	369	240	2,991
Transfer Agent	712	-	4,383

Net loss	$(10,754)	$(900)	$(86,197)

Earnings per share:

Basic:
Income (loss) from continuing operations	$(10,754)	$(900)	$(86,197)
Income adjustments	-	-	-

Net income (loss) from continuing operations
attributable to common shares	(10,754)	(900)	(86,197)

Weighted average common shares outstanding	21,612,000	20,000,000	20,329,931

Basic earnings per share from continuing operations	($0.01)	($0.01)	($0.01)

Diluted:
Income (loss) from continuing operations	(10,754)	(900)	(86,197)
Income adjustments	-	-	-

Adjusted income from continuing operations	(10,754)	(900)	(86,197)

Weighted average common shares outstanding	21,612,000	20,000,000	20,329,931

Dilutive securities	-	-	-

Adjusted weighted average
common shares outstanding	21,612,000	20,000,000	20,329,931

Diluted earnings per share from
continuing operations	($0.01)	($0.01)	($0.01)

The accompanying notes are an integral part of these audited financial statements.

TAMARAK, INC.
(A Development Stage Company)
Statements of Cash Flows
Quarters Ended August 31, 2001 and 2002 and the
Period from March 16, 2000 (Date of Inception) to August 31, 2002
	Three Months Ended August 31, 2002	Three Months Ended August 31, 2001	Period from March 16, 2000 to August 31, 2002

Cash flows from operating activities:
Net Loss	$(10,754)	$(900)	$(86,197)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21	-	131
Increase in other assets	-	-	(6,608)
Decrease in other assets	-	-	6,608

Net cash used in Operating Activities	$(10,733)	$(900)	$(86,066)

Cash flows from investing activities:
Purchase of equipment	-	-	(448)

Net Cash Used in Investing Activities	-	-	(448)

Cash flows from financing activities:
Proceeds from officer loan	0	900	19,723
Contribution of capital	0	-	86,106

Net Cash Provided by Financing Activities	0	$900	$105,829

Net increase in Cash	$(10,733)	-	$19,315
Cash, beginning of period	$30,048	-	-
Cash, end of period	$19,315	-	$19,315

The accompanying notes are an integral part of these audited financial statements

TAMARAK, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
Period from March 16, 2000 (Date of Inception) to August 31, 2002
					Deficit
	Common Stock				Accumulated
	Shares	Value Per Share(1)	Common Stock	Additional Paid-In Capital	During the Development Stage	Total

Issuance of share capital to founders of Tamarak, Inc. for cash on March 16, 2000	20,000,000	$0.001	$20,000	$2,986	$ ---	$ 22,986

Net loss for the period ending February 28, 2001	-	-	-	-	(15,930)	(15,930)
Balances at February 28, 2001	20,000,000	0.001	20,000	2,986	(15,930)	7,056

Net loss for the period ending February 28, 2002	-	-	-	-	(26,748)	(26,748)
Balances at February 28, 2002	20,000,000	0.001	20,000	2,986	(42,678)	(19,692)

Issuance of share capital for cash on March 1, 2002	1,612,000	0.04	1,612	61,508	-	63,120

Net loss for the period ending May 31, 2002	-	-	-	-	(32,765)	(32,765)

Balances at May 31, 2002	21,612,000	0.004	21,612	64,494	(75,443)	10,663

Net loss for the period ending August 31, 2002	-	-	-	-	(10,754)	(10,754)

Balances at August 31, 2002	21,612,000	0.004	21,612	64,494	(86,197)	(91)

(1):  This value is rounded to the nearest thousandth.

The Accompanying notes are an integral part of these audited financial statements.

TAMARAK, INC.

(A Development Stage Company)

Notes to Financial Statements

For the period from March 16, 2000 to August 31, 2002

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

Cash

The Company maintains its cash balances in two financial institutions located in Los Angeles, California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has no cash balances at risk as of August 31, 2002.

Property and Equipment

Property and Equipment Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial statement purposes over the estimated useful lives of assets. The estimated useful lives of the property and equipment is five years.

3. RELATED PARTY TRANSACTIONS

As of August 31, 2002, A.J. Leydton, President and CEO of Tamarak, Inc., had made a loan to the Company. The loan is unsecured, non-interest bearing and without a stated maturity date.

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

6. EQUITY

The Company's authorized capital stock consists of 50,000,000 shares of Common Stock with a $.001 par value. As of August 31, 2002, the Company has outstanding 21,612,000 shares of its Common Stock.  Holders of the Company's Common Stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company common stock.  No such dividends have been paid during the company' s operating history.  Of the 21,612,000 shares of common stock currently outstanding, 20,000,000 are considered "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, in that such shares were issued and sold by the Company without registration, as private transactions not involving a public offering.

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

9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per - assuming dilution:

	Three Months Ended August 31, 2002	Three Months Ended August 31, 2001	Period from March 16, 2000 to August 31, 2002
Numerator:
Net income, earnings per share and earnings per share assuming dilution	$(10,754)	$(900)	$(86,197)
Denominator:
Denominator for earnings per share - weighted average shares outstanding	21,612,000	20,000,000	20,329,931
Effect of dilutive securities	-	-	-
Denominator for earnings per share - assuming dilution - adjusted weighted average shares outstanding	21,612,000	20,000,000	20,329,931
Earnings per share	$(0.01)	$(0.01)	$(0.01)
Earnings per share - assuming dilution	$(0.01)	$(0.01)	$(0.01)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended August 31, 2002 and 2001, we had no revenues.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)  Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

Tamarak, Inc.

(Registrant)

/s/ A.J. Leydton

A.J. Leydton

CEO & Chairman

Dated: October 21, 2002

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providential Holdings, Inc. (the "Company") on Form 10-QSB for the year ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, A.J. Leydton, CEO and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ A.J. Leydton
Chief Executive Officer

Dated: October 21, 2002