Form 10QSB
period 2002-11-30
TAMARAK INC
filed 2003-01-23
CIK 1169389

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

21,612,000 shares as of November 30, 2002.

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

INDEX

Part I. Financial Information

Item 1. Financial Information

Balance Sheets at November, 2002 (unaudited)

Statements of Operations (unaudited) for the three months ended November 30, 2002 and 2001 and from the period from March 16, 2000 (Date of Inception) to November 30, 2002

Statements of Change in Stockholders’ Deficit (unaudited) for the period from March 16, 2000 (Date of Inception) to November 30, 2002

Statements of Cash Flows (unaudited) for the three months ended November 30, 2002 and 2001and for the period from March 16, 2000 (Date of Inception) to November 30, 2002

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Information

TAMARAK, INC

March 16, 2000 To November 30, 2002
CONTENTS

Page

Accountants' review report	1

Financial Statements:

Balance Sheet	2

Statement of operations	3

Statement of stockholders' deficit	4

Statement of cash flows	5

Notes to Financial Statements	6-10

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders of

Tamarak, Inc. (A Company in the Development Stage)

We have reviewed the accompanying balance sheet of Tamarak, Inc. (referred to herein as the "Company") (a Company in the development stage) as of November 30, 2002, and the related statement of operations and cash flows for the three-month periods ended November 30, 2002 and 2001, the statement of stockholders' deficit for the period ending November 30, 2002 as well as the cumulative statements from inception (March 16, 2000) to November 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

DONALD V. EDWARDS, CPA

Los Angeles, California

January 15, 2003

TAMARAK, INC.
(A Development Stage Company)
Balance Sheets
November 30, 2002
ASSETS	(unaudited)
Current Asset
Cash	$12,171
Property, plant and equipment (Note 2)
Office furniture and equipment	448
Accumulated depreciation	(152)

Total Property, plant and equipment	296

Total Assets	$12,467

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Loan payable - Officers (Note 3)	19,723

Total Current Liabilities	19,723

STOCKHOLDERS DEFICIT
Common stock - authorized 50,000,000 shares, par value $.001;
21,612,000 shares issued and outstanding	21,612
Paid-in capital	64,494
Deficit accumulated during the development stage	(93,362)

(7,256)
Total Liabilities and Stockholders' Deficit	$12,467

TAMARAK, INC.
(A Development Stage Company)
Statements of Operations
Quarters ended November 30, 2002 and 2001, and the Period From
March 16, 2000 (Date of Inception) to November 30, 2002
(Unaudited)
			For the Period From Inception (March 16, 2000) through November 30, 2002
	For the Period From September 1, 2002 to November 30, 2002	For the Period From September 1, 2001 to November 30, 2001

Costs and Expenses:
Administration	$3,201	$-	$22,695
Auto Expense	-	-	3,840
Bank Charges	-	-	250
Cable & Web Services	382	-	1,704
Depreciation	21	21	152
Document Fees	-	-	1,409
Dues & Subscriptions	-	-	5,257
Entertainment	-	-	1,666
Insurance	219	-	1,514
Legal Fees	-	-	26,012
Office Expense	-	-	3,316
Postage	-	-	433
Printing	-	-	1,260
Rent	2,211	-	14,767
Repairs	-	-	152
State Filing Fees	-	-	430
Telephone	396	-	3,387
Transfer Agent	735	-	5,118

Net loss	$(7,165)	$(21)	$(93,362)

Earnings per share:

Basic:
Income (loss) from continuing operations	$(7,165)	$(21)	$(93,362)
Income adjustments	-	-	-

Net income (loss) from continuing operations
attributable to common shares	$(7,165)	$(21)	$(93,362)

Weighted average common shares outstanding	21,612,000	20,000,000	20,447,778

Basic earnings per share from continuing operations	($0.01)	($0.01)	($0.01)

Diluted:
Income (loss) from continuing operations	$(7,165)	$(21)	$(93,362)
Income adjustments	-	-	-

Adjusted income from continuing operations	(7,165)	(21)	(93,362)

Weighted average common shares outstanding	21,612,000	20,000,000	20,447,778

Dilutive securities	-	-	-

Adjusted weighted average
common shares outstanding	21,612,000	20,000,000	20,447,778

Diluted earnings per share from continuing operations	($0.01)	($0.01)	($0.01)

TAMARAK, INC.
(A Development Stage Company)
Statements of Cash Flows
Quarters Ended November 30, 2002 and 2001 and the
Period from March 16, 2000 (Date of Inception) to November 30, 2002
	Three Months Ended November 30, 2002	Three Months Ended Nov. 30, 2001	Period from Inception (March 16, 2000) to Nov. 30, 2002

Cash flows from operating activities:
Net Loss	$(7,165)	$(21)	$(93,362)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21	21	152
Increase in other assets	-	-	(6,608)
Decrease in other assets	-	-	6,608

Net cash used in Operating Activities	$(7,144)	$0	$(93,210)

Cash flows from investing activities:
Purchase of equipment	-	-	(448)

Net Cash Used in Investing Activities	-	-	(448)

Cash flows from financing activities:
Proceeds from officer loan	0	-	19,723
Contribution of capital	0	-	86,106

Net Cash Provided by Financing Activities	$0	-	$105,829

Net decrease in Cash	($7,144)	-	$12,171
Cash, beginning of period	$19,315	-	-
Cash, end of period	$12,171	-	$12,171

TAMARAK, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
Period from March 16, 2000 (Date of Inception) to November 30 2002
					Deficit
	Common Stock				Accumulated
	Shares	Value Per Share(1)	Common Stock	Additional Paid-In Capital	During the Development Stage	Total

Issuance of share capital to founders of Tamarak, Inc. for cash on March 16, 2000	20,000,000	$0.001	$20,000	$2,986	$ ---	$ 22,986

Net loss for the period ending February 28, 2001	-	-	-	-	(15,930)	(15,930)

Balances at February 28, 2001	20,000,000	0.001	20,000	2,986	(15,930)	7,056

Net loss for the period ending February 28, 2002	-	-	-	-	(26,748)	(26,748)

Balances at February 28, 2002	20,000,000	0.001	20,000	2,986	(42,678)	(19,692)

Issuance of share capital for cash on March 1, 2002	1,612,000	0.04	1,612	61,508	-	63,120

Net loss for the period ending May 31, 2002	-	-	-	-	(32,765)	(32,765)

Balances at May 31, 2002	21,612,000	0.004	21,612	64,494	(75,443)	10,663

Net loss for the period ending August 31, 2002	-	-	-	-	(10,754)	(10,754)

Balances at August 31, 2002	21,612,000	0.004	21,612	64,494	(86,197)	(91)

Net loss for the period ending November 30, 2002	-	-	-	-	(7,165)	(7,165)

Balances at November 30, 2002	21,612,000	0.004	21,612	64,494	(93,362)	(7,256)

(1):  This value is rounded to the nearest thousandth.

TAMARAK, INC.

(A Development Stage Company)

Notes to Financial Statements

For the period from March 16, 2000 to November 30, 2002

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

Cash

The Company maintains its cash balances in two financial institutions located in Los Angeles, California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has no cash balances at risk as of November 30, 2002.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial statement purposes over the estimated useful lives of assets. The estimated useful lives of the property and equipment is five years.

3.    RELATED PARTY TRANSACTIONS

As of November 30, 2002, A.J. Leydton, President and CEO of Tamarak, Inc., had made a loan to the Company. The loan is unsecured, non-interest bearing and without a stated maturity date.

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

5.    JACQUELINE COCHRANE STORY

The principal members of management have been developing a mini-series entitled the “Jacqueline Cochrane Story” for several years. While the mini-series has no assigned value for GAAP (Topic 5G of the Staff Accounting Bulletins (SAB 48)) purposes, the management believes the project remains viable and production will commence once financing has been secured.

6.    EQUITY

The Company’s authorized capital stock consists of 50,000,000 shares of Common Stock with a $.001 par value. As of November 30, 2002, the Company has outstanding 21,612,000 shares of its Common Stock. Holders of the Company’s Common Stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company common stock. No such dividends have been paid during the company’s operating history. Of the 21,612,000 shares of common stock currently outstanding, 20,000,000 are considered “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, in that such shares were issued and sold by the Company without registration, as private transactions not involving a public offering.

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

9.    CHANGE IN ACCOUNTANTS

In January 2003, we decided to replace Gaytan, Kallman & Company, LLP with Donald V. Edwards, CPA as our independent public accountant to review financial statements for the period from March 16, 2000 (inception) through November 30, 2002 and for the quarters ended November 30, 2002 and 2001. The decision to change independent public accountants from Gaytan, Kallman & Company, LLP, CPA’s to Donald V. Edwards, CPA was approved by the board of directors.

We believe, and have been advised by Gaytan, Kallman & Company, LLP that it concurs in such belief, that, for the period from March 16, 2000 (inception) through August 31, 2002, we and Gaytan, Kallman & Company, LLP did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Gaytan, Kallman & Company, LLP would have caused it to make reference in connection with its report on our financial statements to the subject matter of the disagreement.

The report of Gaytan, Kallman & Company, LLP on our financial statements for the period from March 16, 2000 (inception) to August 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period there were no ‘reportable events’ within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.

10.    COMMENCEMENT OF STOCK TRADING

In November, 2002, the Company's unrestricted common stock began trading on the NASDAQ stock exchange with the ticker symbol "TAMK".  The company's 1,612,000 shares of unrestricted common stock are currently available for trading on the NASDAQ.

11.    EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per - assuming dilution:

	Three Months Ended Nov. 30, 2002	Three Months Ended Nov. 30, 2001	Period from March 16, 2000 to Nov. 30, 2002
Numerator:
Net income, earnings per share and earnings per share assuming dilution	$(7,165)	$(21)	$(93,362)
Denominator:
Denominator for earnings per share - weighted average shares outstanding	21,612,000	20,000,000	20,447,778
Effect of dilutive securities	-	-	-
Denominator for earnings per share - assuming dilution - adjusted weighted average shares outstanding	21,612,000	20,000,000	20,447,778
Earnings per share	$(0.01)	$(0.01)	$(0.01)
Earnings per share - assuming dilution	$(0.01)	$(0.01)	$(0.01)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended November 30, 2002 and 2001, we had no revenues.

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

The Company began trading on NASDAQ in November, 2002.  The trading symbol is "TAMK".

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    Exhibit 99.1 - Certification pursuant to requirements of Rule 13a-14 of the Securities Exchange Act of 1934

(b)  Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

Tamarak, Inc.

(Registrant)

/s/ A.J. Leydton

A.J. Leydton

CEO & Chairman

Dated: January 22, 2003

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, A.J. Leydton provides the following certification.

I, A.J. Leydton, Chairman and Chief Executive Officer of Tamarak, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 22, 2003	/s/ A.J. Leydton
A.J. Leydton, CEO & Chairman