Form 10KSB
period 2003-02-28
TAMARAK INC
filed 2003-06-18
CIK 1169389

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

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

Securities registered under section 12(b)of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                      YES [X] NO [ ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending February 28, 2003 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on February 28, 2003 was approximately $4,836,600.

As of February 28, 2003, the Company had 21,612,000 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion in this annual report regarding Tamarak, Inc. and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

When used in this Annual Report on Form 10-KSB, "Tamarak," "we," "our," and "us" refers to Tamarak, Inc., a Nevada corporation.

TAMARAK, INC.

FORM 10-KSB

for the fiscal year ended February 28, 2003

 TABLE OF CONTENTS

Part I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis and Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the

            Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Development of the Company

Tamarak was duly incorporated in Nevada on March 16, 2000, for the purpose of creating a vehicle to finance, produce and distribute theatrical and television films in the United States and abroad. Tamarak is a development stage company which currently has no revenues. The Company is currently engaged in acquiring the necessary financing for the production of motion pictures. At the present time, the Company does not have any paid employees. Certain individuals such as A.J. Leydton, Frank Stewart and David Nagy, who will be employed by the Company, are contributing their time and effort without compensation.

In 1981, A.J. Leydton formed two corporations under the laws of the State of California called Tamarak Films International, Inc. and Tamarak Films Financial Corporation. Mr. Leydton was the sole stockholder of both companies. When Tamarak, Inc. was incorporated under the laws of the State of Nevada in March 2000, Tamarak, Inc. had no relationship with either Tamarak Films International, Inc. or Tamarak Films Financial Corporation other than that A.J. Leydton was the principal shareholder of each corporation.

Business of the Company

Tamarak is engaged in the business of production and development of theatrical and television films. We are currently seeking funding for several projects. For its first project, the Company is producing a mini-series based upon the life and exploits of Jacqueline Cochran, a world-renowned aviatrix. The Company anticipates that the program will be aired on a major commercial television network, bringing immediate recognition, visibility and credibility to the Company. Concurrently, the Company has acquired four screenplays of different genres that will appeal to a wide audience:

1. "System of Justice" (Suspense, murder mystery);

2. "Duster" (Heartwarming personal drama combined with exciting action);

3. "Deadly Innocence" (Contemporary intrigue about murder, greed, toxic waste and insurance fraud);

4. "King of Diamonds" (Fast-paced international jewel caper).

Tamarak is in the development stage of its operations, with our primary emphasis upon securing funds for each of the projects we have rights to produce. During this period, we are contacting distributors to introduce the company and its products. We expose the theatrical features we intend to produce to the various possible resources for financing, and ultimately distributing pictures of the genre and projected marketplace that we believe is appropriate for our product. We function as an organizer and overseer, or a general contractor, which is the "producer" function. If a product is acceptable to a potential client or customer, we will then identify lines of financing, arrange for production and enter into agreements to allow us to produce the film or short series.

     New Industry Developments

With the decline in the power and financial strength of the so-called "major" studios, a vacuum has been created in film production centers throughout the world. Without the resources of the majors, there is insufficient capital to fill the film production void.

We believe, on the other hand, the demand for film products has not slackened. Indeed, it has increased. The younger generation is firmly committed to film as the only "relevant art." Box office grosses continue to be impressive.

With the tight money market now prevailing, the traditional sources of financing for motion pictures (e.g., banks, distributors, studios, etc.) have been unable to provide sufficient capital to maintain a healthy flow of product. This situation -- a healthy market, but weak sources of supply -- provides an opportunity for outsiders to enter the film production and distribution market as never before.

We believe that persons entering the film production or distribution fields need no longer be concerned with huge start-up costs or overhead. This has enabled new venture capital to flow into motion picture production. Companies which have never been involved in motion pictures have rapidly moved into the field. There are hundreds, perhaps thousands, of companies that compete with us in the production industry. They range in size from single individuals attempting to finance their private film, to large, well-established companies with hundreds of employees and numerous projects in production at any one time.

On the major industrial level, national companies in unrelated areas such as Quaker Oats, Mattel Toys, Faberg , Bristol Myers, U.S. Steel, and even The Reader's Digest, have entered the film production industry. These companies believe they can effectively function as general contractors, also producing projects that they secure rights to. Established entities, such as Paramount, Sony or Fox, may have sufficient resources to allow them to commit their own funds to a production, with no outside contributions from investors or banks. Once they obtain rights to a script or a project, they could commence production immediately. We, as a very small, independent company, must first obtain production rights, then seek production funding. One aspect of this search for funding is the ability to provide distribution of the finished product. The large companies may handle this internally. As a small company, we will contract for distribution, ideally, in advance of the funding commitment.

Distribution

The commercial success of any film is dependent upon distribution. Many independent films never find a distributor. As independent producers, we know that Independent producers often feel that the risk of beginning a project without some sort of distribution arrangement is simply too great. Often, their financing is dependent on their having a distribution deal prior to production of the film.

The revenue of a distributor is derived not just from the theatrical exploitation of a film. It also includes receipts from television and cable sales, video cassettes, ancillary rights, non-theatrical distribution rights, merchandising rights and even sound track albums and music rights.

The marketing department of the distributor determines how a picture will be sold. This includes the concept for the campaign and the marketing strategy as to where to open the picture and when.

Normally, the distributor receives all funds from the exploitation of a film. Off the top comes the distributor's fee. Then all cost and expenses of distribution (prints, promotion and advertising) are deducted. It is not unusual for a finance charge to be added to this amount. The production company then gets the balance.

     Domestic Distribution

As reported in several trade publications, the United States has been divided into thirty-two territories such as the Chicago exchange, the New England exchange and the Philadelphia exchange. In each exchange there are several "states righters" or sub-distributors (subs). The distributor selects a sub from this group to book films into the theaters in their exchange.  Subs are then paid a percentage of the box office.

Today, because of the advances in communication and shipping technology, distributors have sales offices only in the principal exchanges. In the remaining territories, they operate sub-depots that function as shipping offices for their films and related promotional materials. Independent distributors generally book directly with theaters only in their home territories. All national distributors work closely with their subs to insure optimum release patterns for their films.

     Foreign Distribution

A domestic distribution deal usually refers to the distribution of a film in the United States and Canada. Foreign distribution refers to the rest of the world.

It is common for a producer to make separate distribution deals with different distributors for domestic and foreign release.

We believe the foreign market for motions pictures is worth approximately 40% to 60% of the total world market. The relative worth of each territory will vary from picture to picture.

Sales to foreign countries are often initiated at film festivals such as the Cannes Film Festival, the Milan Film Festival and the American Film Market. At each of these festivals a great deal of attention is devoted to servicing the needs of an aggressive "buying market." Distributors come from around the world to view films. Foreign distributors will also evaluate pre-production packages for possible foreign pre-sales.

Demand for Product

There is a shortage of good motion pictures. The supply comes nowhere near to matching the demand. As we noted earlier, there are over 22,000 theater screens in the United States. Therefore, 450 films per year does not begin to furnish their needs. The theaters are compelled to show any type of film they can obtain to keep their doors open.

To date, according to statistics published in "Variety" and other trade magazines, independent producers are responsible for 75% of all films made worldwide. The independent producer has three primary options regarding distribution. These include (1) the outright sale of the film to a national distributor, (2) the merchandising of the film by the production company itself, or (3) the use of smaller regional sub-distributors who may promote the film in their respective geographic areas. Distribution of films often relies on all three methods to one degree or another.

Another market, television, can consume nearly every film that has been or is presently being produced. If each of the three major commercial networks would show only one film per night, they would need over 1,000 films per year. In the Los Angeles area alone, there are over 10,000 full-length features aired each year. Of course, many films are repeated several times because there are no new films to replace them.

Because of the great demand created by network, cable and satellite television, these market outlets are often willing to pay for films in advance, or as soon as they are completed in order to guarantee themselves future product. They will contract with the producers to rent films, and then not show them on the air until 18 months after theatrical distribution.  Besides the networks, there are hundreds of independent television stations that rent through syndication outlets.

Additionally, the world outside of the United States and Canada now accounts for more than 50% of the distributor's revenue for American films. The most significant foreign revenues come from Europe (including England). A fair estimate would place 50% of foreign receipts as emanating from this source.

Feature film production has hit all-time highs in recent years. Production starts increase each year. We believe most of this enormous production surge is due to the increased activity by independent producers, although the "majors" are also increasing production beyond the capacity of their own Hollywood facilities to accommodate these productions. This increased production is a tangible indicator that more money is being spent on production, and that financing is available to small and medium-sized companies, such as Tamarak, because more projects are being produced by independents.

    Tamarak's Current Operations

Tamarak, if its secures appropriate financing for the Jacqueline Cochran story, would enter into the production and distribution process much as outlined above. We would hire the production crew, locate sites for filming, enter into agreements that would provide insurance coverage should mishaps occur and the production schedule suffer delays, identify channels of distribution, whether cable, network television, theatrical, or other, and enter into agreements to effect distribution through those channels. Generally, if production financing is located, additional money for "prints and ads" or advertising and distribution will also be identified in tandem with the production funding.

We believe that the Cochran story will fare best on network TV, as a 4-part miniseries, such that viewer interest can be developed over several different days, and to allow for a more complete presentation of the story. Jacqueline Cochran, was, in the view of many, the greatest woman flyer who ever lived. Jacqueline Cochran stands tall in the annals of history, having attained heights few people would aspire to even in their most fanciful dreams.

The story of Jacqueline Cochran (which was not her real birth name) is that of a woman who achieved greatness despite humble and difficult origins that could have bred despair in a lesser person. Orphaned and unwanted, reared in abject poverty by abusive foster parents, some of Jackie's earliest memories included an unshakable determination to free herself from the bonds of poverty. At eight she was working full time in a mill. At eleven she was apprenticed to a hairdresser, a trade she came to love. At nineteen, fully trained and having selected her name from a phone book, Jacqueline Cochran set out alone for New York where she was determined to win her fortune. By the time she met and married millionaire Floyd Odlum, Jackie had already begun her own burgeoning cosmetics business which would ultimately grow to one of the largest in the nation.

It was to expand her business that Jackie first learned to fly. She was a natural at the controls of an airplane and she became so enamored of flying--and flying fast--that aviation soon became a major focal point in her life. If speed flying was a male-dominated world, then Jacqueline Cochran was the exception. She stood toe-to-toe with the greatest male pilots without fear or favor. Few people realize that she held practically all the recognized "men's" international speed records for propeller-driven planes. And later Jackie went on to set even more speed and altitude records in jet-propelled planes. Jackie Cochran left an indelible mark on the history of aviation. At the time of her death in 1980, she held more speed, altitude and distance records than any other pilot in the world, male or female. Her career in aviation spanned over 40 years, beginning in the 1930's as a racing pilot, continuing through World War II as founder and head of the WASPs, and culminating in the jet age when she became the first woman to fly faster than the speed of sound.

Despite having received only a third-grade formal education, Jackie became an accomplished journalist. In that capacity she watched the surrender of Japanese General Yamashita in the Philippines at the end of WWII, interviewed another Japanese general at his base in China before he surrendered and then returned to Germany for the war trials at Nuremberg.

To display this film on television, we would negotiate for air time, which we would then own and be responsible for reselling to advertisers, or enter into a joint venture with a network, which would place the burden for locating advertisers and selling air time to advertisers upon the network. This decision will be made in conjunction with the funding source, as it is dependant upon how much funding is available. For example, to secure the television time such that we own the period or time slot, we would have to pay the network directly, and then resell the time to advertisers willing to support the Cochran series because they believe in the potential viewership. If we do not desire to spend the money to purchase the time, then we would partner with the network, giving them a larger interest in the advertising revenues than they would have had by just selling us the air time.

Also, we believe that a two-hour movie, extracted from the 4-hour miniseries, would sell very well in foreign countries where the miniseries was not aired. Therefore, a second form of the product would be produced, the movie, for sale or distribution in those markets where the miniseries was not shown. These types of decisions will be made in the future, at the time that the opportunities arise.

ITEM 2. DESCRIPTION OF PROPERTY

The Company presently maintains an office at 7311 Van Nuys Blvd., Suite 2, Van Nuys, California 07054. The term of this lease is month to month. The Company at present owns no production equipment.

ITEM 3. LEGAL PROCEEDINGS

The Company has no current legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER

               MATTERS

Market Information

The Company's shares of common stock began trading on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "TAMK" in November 2002. The following table sets forth the range of high and low daily closing prices of the Company's common stock per quarter as provided by NASDAQ Trading and Marketing Services (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

	2002		2001		2000
Common Stock	High	Low	High	Low	High	Low

Quarter Ended:
February 28	$5.50	$3.50	No Trading	No Trading	No Trading	No Trading
November 31	$5.00	$2.00	No Trading	No Trading	No Trading	No Trading
August 30	No Trading	No Trading	No Trading	No Trading	No Trading	No Trading
May 31	No Trading	No Trading	No Trading	No Trading	No Trading	No Trading

Shareholders

As of February 28, 2003, there were approximately 61 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

Dividend Matters

The Company has not paid or declared any dividends upon its common stock since its inception, and does not contemplate or anticipate paying any dividends in the foreseeable future. Any future declaration of cash or stock dividends will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, earnings, and liquidity of the Company as well as other factors that the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in Item 7 of this Form 10-KSB report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the years ended February 28, 2003 and 2002, we had no revenues.

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

The company does not currently have any external sources of funding, although senior management, identified in this document under "Item 9", is committed to working without pay for at least one year.  Mr. Leydton, a creditor and President, has agreed that his loans to the company will not be called unless the company receives production funding. If production funding is never received, Mr. Leydton has agreed to accept additional equity, at the Company's then-book-value price per share, to extinguish his claims.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements listed in the table below have been prepared in accordance with the requirements of Item 310(a) of Regulation SB (see Item 13).

TAMARAK,  INC.

(A Company in the Development Stage)

MARCH 16, 2000 TO FEBRUARY 28, 2003

CONTENTS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

Tamarak, Inc. (A Company in the Development Stage)

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Tamarak, Inc. (referred to herein as the "Company") (a Company in development stage) at February 28, 2003 and the results of operations and cash flows for the years ended February 28, 2002 and 2003 as well as the cumulative statements from inception (March 16, 2000) to February 28, 2003 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that Tamarak, Inc. (a Company in the development stage) will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred recurring losses and have a working capital and an accumulated deficit that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Donald V. Edwards, CPA

Los Angeles, California

June 1, 2003

TAMARAK, INC.

(A Company in the Development Stage)

BALANCE SHEET

February 28, 2003

ASSETS
CURRENT ASSETS
Cash	$645

PROPERTY, PLANT AND EQUIPMENT (Note 2)
Office furniture and equipment	448
Accumulated depreciation	(172)

Total property, plant and equipment	276

Total Assets	$921

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Loan Payable - Officers (Note 3)	19,723

Total current liabilities	19,723

STOCKHOLDERS' DEFICIT (Note 6)
Common stock - authorized 50,000,000 shares,
par value $.001; 21,612,000 shares issued and outstanding	21,612
Paid-in capital	64,494
Deficit accumulated during development stage	(104,908)

(18,802)

Total Liabilities and Shareholders' Equity	$921

See accompanying notes and accountants' report

TAMARAK, INC.

(A Company in the Development Stage)

STATEMENT OF OPERATIONS

Years ended February 28, 2002 and 2003 and the Period from inception (March 16, 2000) to February 28, 2003

	For the period from March 1, 2001 through February 28, 2002	For the period from March 1, 2002 to February 28, 2003	For the period from inception (March 16, 2003) through February 28, 2003

Costs and expenses:
Administration	$5,000	$23,905	$30,307
Auto Expense	590	3,250	3,840
Bank Charges	-	282	282
Cable & Web Services	514	1,161	2,069
Depreciation	89	82	172
Document Fees	1,409	-	1,409
Dues & Subscriptions	-	-	5,257
Entertainment	467	2,002	2,469
Insurance	722	219	1,514
Legal Fees	10,100	15,913	26,013
Office Expense	669	1,212	2,412
Postage	246	-	433
Printing	210	-	1,260
Rent	4,286	7,482	16,403
Repairs	-	152	152
State Filing Fees	305	125	430
Telephone	791	1,623	3,713
Transfer Agent	1,350	3,917	5,868
Wardrobe	-	905	905

Net loss	($26,748)	($62,230)	($104,908)

Earnings per share:

Basic:
Income (loss) from continuing operations	($26,748)	($62,230)	($104,908)
Income adjustments	-	-	-

Net income (loss) from continuing
operations attributable to common
shares	(26,748)	(62,230)	(104,908)

Weighted average common shares
outstanding	20,000,000	21,612,000	20,544,796

Basic earnings per share from continuing
operations	($0.01)	($0.01)	($0.01)

Diluted:
Income (loss) from continuing operations	($26,748)	($62,230)	($104,908)
Income adjustments	-	-	-

Adjusted income from continuing
operations	(26,748)	(62,230)	(104,908)

Weighted average common shares
outstanding	20,000,000	21,612,000	20,544,796

Dilutive securities	-	-	-

Adjusted weighted average common
shares outstanding	20,000,000	21,612,000	20,544,796

Diluted earnings per share from
continuing operations	($0.01)	($0.01)	($0.01)

See accompanying notes and accountants' report.

TAMARAK, INC.

(A Company in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period from inception (March 16, 2000) to February 28, 2003

	Shares	Common Stock Value (1) Per Share	Common Stock	Paid-In Capital	Deficit Accumulated During Development Stage	Total

Issuance of share capital to founders of Tamarak, Inc. for cash on March 16, 2000	20,000,000	$0.001	$20,000	$2,986	$ -	$22,986

Net loss for the period ending February 28, 2001	-	-	-	-	(15,930)	(15,930)

Balances at February 28, 2001	20,000,000	0.001	20,000	2,986	(15,930)	7,056

Net loss for the period ending February 28, 2002	-	-	-	-	(26,748)	(26,748)

Balances at February 28, 2002	20,000,000	0.001	20,000	2,986	(42,678)	(19,692)

Issuance of share capital for cash on March 1, 2002	1,612,000	0.04	1,612	61,508	-	63,120

Net loss for the period ending February 28, 2003	-	-	-	-	(62,230)	(62,230)

Balances at February 28, 2003	21,612,000	0.004	21,612	64,494	(104,908)	(18,802)

(1)    This Value is rounded to the nearest thousandth

See accompanying notes and auditors' report.

TAMARAK, INC.

(A Company in the Development Stage)

STATEMENT OF CASH FLOWS

Years ended February 28, 2002 and 2003 and the Period from inception (March 16, 2000) to February 28, 2003

	For the period from March 1, 2001 through February 28, 2002	For the period from March 1, 2002 to February 28, 2003	For the period from inception (March 16, 2003) through February 28, 2003

Cash flows from operating activities
Net loss	($26,748)	($62,230)	($104,908)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	87	82	172
Increase in other assets	-	-	(6,610)
Decrease in other assets	6,609	-	6,609

Net cash used in operating activities	($20,052)	($62,148)	($104,737)

Cash flows from investing activities:
Purchase of equipment	-	-	(448)

Net cash used in investing activities	-	-	(448)

Cash flows from financing activities
Proceeds from issuance of stock subscription
receivable	$6,250	($6,250)	-
Proceeds from officer loan	19,623	100	19,723
Contribution of capital	-	63,121	86,107

Net cash provided by financing activities	$25,873	$56,971	$105,830

Net increase (decrease) in cash	$5,822	($5,177)	$645
Cash, beginning of period	-	$5,822	-

Cash, end of period	$5,822	$645	$645

See accompanying notes and accountants' report.

TAMARAK, INC.

(A Company in the Development Stage)

NOTED TO THE FINANCIAL STATEMENTS

For the Period from March 16, 2000 to February 28, 2003

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

Cash

The Company maintains its cash balances in two financial institutions located in Los Angeles, California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has no cash balances at risk as of February 28, 2003.

Property and Equipment

 Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial statement purposes over the estimated useful lives of assets. The estimated useful lives of the property and equipment is five years.

TAMARAK, INC.

(A Company in the Development Stage)

NOTED TO THE FINANCIAL STATEMENTS

For the Period from March 16, 2000 to February 28, 2003

3.    RELATED PARTY TRANSACTIONS

As of February 28, 2003, A.J. Leydton, President and CEO of Tamarak, Inc., had made a loan to the Company. The loan is unsecured, non-interest bearing and without a stated maturity date.

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

6.    EQUITY

The Company's authorized capital stock consists of 50,000,000 shares of Common Stock with a $.001 par value. As of February 28, 2003, the Company has outstanding 21,612,000 shares of its Common Stock. Holders of the Company's Common Stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company common stock. No such dividends have been paid during the company's operating history. Of the 21,612,000 shares of common stock currently outstanding, 20,000,000 are considered "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, in that such shares were issued and sold by the Company without registration, as private transactions not involving a public offering.

TAMARAK, INC.

(A Company in the Development Stage)

NOTED TO THE FINANCIAL STATEMENTS

For the Period from March 16, 2000 to February 28, 2003

 7.    INCOME TAXES

The Company has incurred no income tax expenses since inception. Presently, the Company has a $104,908 Tax Net Operating Loss Carry-Forward available from its first three years of operation. $15,930 of The Net Operating Loss was generated during the operating period from March 16, 2000 to February 28, 2001 while $26,748 of the Carry-Forward was generated during the operating period from March 1, 2001 to February 28, 2002 and finally $62,230 of the Carry-Forward was generated during the operating period from March 1, 2002 to February 28, 2003. The Carry-Forwards are available to offset future income for a period of time not to exceed twenty years.

8.    LEASES

The Company currently rents office space in Van Nuys, California. The monthly rental payments are currently $500 per month. The term of the lease is currently month-to-month, as Tamarak, Inc., has an oral agreement to make monthly rental payments for an indefinite period of time.

9.    CHANGE IN ACCOUNTANTS

In January 2003, we decided to replace Gaytan, Kallman & Company, LLP with Donald V. Edwards, CPA as our independent public accountant to audit our financial statements for the period from March 16, 2000 (inception) through February 28, 2003 and for the years ended February 28, 2002 and 2001. The decision to change independent public accountants from Gaytan, Kallman & Company, LLP, CPA's to Donald V. Edwards, CPA was approved by the board of directors.

We believe, and have been advised by Gaytan, Kallman & Company, LLP that it concurs in our belief, that, for the period from March 16, 2000 (inception) through August 31, 2002, we and Gaytan, Kallman & Company, LLP did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Gaytan, Kallman & Company, LLP would have caused it to make reference in connection with its report on our financial statements to the subject matter of the disagreement.

The report of Gaytan, Kallman & Company, LLP on our financial statements for the period from March 16, 2000 (inception) to February 28, 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period there were no ‘reportable events' within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.

TAMARAK, INC.

(A Company in the Development Stage)

NOTED TO THE FINANCIAL STATEMENTS

For the Period from March 16, 2000 to February 28, 2003

10.    COMMENCEMENT OF STOCK TRADING

In November 2002 the company's unrestricted common stock began trading on the NASDAQ stock exchange with the ticker symbol (TAMK). The company's 1,612,000 shares of unrestricted common stock are currently available for trading on the NASDAQ.

11.    GOING CONCERN DISCUSSION

The company has been unable to acquire the appropriate financing necessary to begin principal operations. Simultaneously, the company has diminished its working capital where it is doubtful that the Company will be able to carryout further development stage activities. Management is currently trying to secure a line of credit with a financial institution in order to satisfy the working capital needs for the next six months; however, no line of credit is currently available to the company. While the company's stock is currently trading on the NASDAQ, no equity investors have surfaced to allow the company to continue its development stage activities. The current lack of access to working capital has put a substantial doubt about the Company's ability to carryout further development stage activities.

12.    EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

	March 1, 2001 to February 28, 2002	March 1, 2002 to February 28, 2003	March 16, 2000 to February 28, 2003
Numerator:
Net income, earnings per share and earnings per
share assuming dilution	($26,748)	($62,230)	($104,908)

Denominator:
Denominator for earnings per Share - weighted
average shares outstanding	20,000,000	21,612,000	20,544,796

Effect of dilutive securities	-	-	-

Denominator for earnings per share - Assuming
dilution - adjusted weighted average shares
outstanding	20,000,000	21,612,000	20,544,796

Earnings per share	($0.01)	($0.01)	($0.01)

Earnings per share - assuming dilution	($0.01)	($0.01)	($0.01)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                AND FINANCIAL DISCLOSURE

In January 2003, we decided to replace Gaytan, Kallman & Company, LLP with Donald V. Edwards, CPA as our independent public accountant to audit our financial statements for the period from March 16, 2000 (inception) through February 28, 2003 and for the years ended February 28, 2002 and 2001. The decision to change independent public accountants from Gaytan, Kallman & Company, LLP, CPA's to Donald V. Edwards, CPA was approved by the board of directors.

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

The report of Gaytan, Kallman & Company, LLP on our financial statements for the period from March 16, 2000 (inception) to February 28, 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period there were no ‘reportable events' within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the current directors and executive officers of the Company:

Name	Age	Position
A.J. Leydton	69	President/CEO/Director
Frank Stewart	55	Vice-President/COO/Director
David Nagy	47	Secretary/Director

A.J. Leydton, 69, President, CEO and Director of Tamarak, was born in New York City. He attended St. John's University where he majored in accounting. Upon graduation he was awarded the degree of Bachelor of Business Administration. He went on to law school and received a Juris Doctor degree from New York Law School.

In 1967 he joined the national C.P.A. firm of Seidman & Seidman as the administrative principal of their Beverly Hills tax department. He was also the firm's leading tax advocate.  In 1974 he left Seidman & Seidman to form his own tax practice.  During his professional career he received many academic and achievement awards.

Mr. Leydton's introduction to the motion picture industry came indirectly as a result of a tax case with which he was involved. In 1978 he left private practice to become president of an independent motion picture production company, Suncrest Cinema, Inc.

His first production was The Last Word, directed by Roy Bolting and featuring Richard Harris, Karen Black and Martin Landau. The following year he produced The Hungry Edge, directed by Ted Post and featuring Rita Moreno. Other films include The Palermo Affair and Two Guys From Space with Chevy Chase. Leydton also wrote and produced the award-winning documentary "We Served on behalf of The United Way."

In 1981, Leydton left the production company (Suncrest Cinema) and formed his own company, Tamarak Films, Inc.

Frank Stewart, 55, is the Vice President, Chief Operating Officer and Director of Tamarak. He brings to the Company his many years of extensive experience in film, television and theatrical writing, development and production. From 1986 to the present, Mr. Stewart has been involved in writing, development and pre-production work for Tamarak Films International. From 1978 to 1988, he was involved in writing, development and pre-production consulting for independent production companies in Texas, where his films included Vanishing Breed, The Return Of The Virginian, On The Road Again, Resurrection, The Big Brawl and Once Upon A Spy. Prior to that, Mr. Stewart taught screenwriting at USC and at the University of Texas, Austin.

Mr. Stewart's current feature film projects (in development) include System of Justice, Duster, King Of Diamonds and Deadly Innocence. His current television projects (in development) include The Jacqueline Cochran Story and The Pittman Files. Mr. Stewart has a published novel, River Rising: A Cherokee Odyssey (Wohali Press: 1998).

Mr. Stewart attended the University Of Southern California School of Communications, where he received an M.F.A. degree in Film Production (Writing and Directing). Mr. Stewart also attended St. Mary's University in San Antonio, Texas, where he received a Master's degree in English Literature, as well as Stephen F. Austin University in Nacogdoches, Texas, where he received a B.A. degree in English and German and a B.F.A. in art.

David Nagy, 47, is the Secretary, General Counsel and Compliance officer of Tamarak, Inc. Mr. Nagy is an attorney admitted to practice law in the State of California. He received his J.D. from Hastings College of the Law in 1993 and became an associate at the firm of Keil & Weinkauf in Washington, DC, the same year, focusing on intellectual property law. In 1996, he started his own practice specializing in entertainment and intellectual property law, representing production companies, music publishers, composers and musicians. Mr. Nagy is fluent in German and Danish.

None of the officers or directors has, in the last 10 years, been involved in a bankruptcy, criminal conviction, or subject to any order, judgment or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or has been found to be guilty of any securities laws infractions.

(b) There are no significant employees who are not described as executives above, and there are no family relationships among directors, executive officers or any nominees to these positions.

Compliance with Section 16 of The Securities Exchange Act of 1934

To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended February 28, 2003 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the fiscal year ended February 28, 2003, to the Company's Chief Executive Officer and each of the Company's officers and directors.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

A.J. Leydton, President/CEO/Director	2000	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Frank Stewart, Vice-President/COO/Director	2000	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

David Nagy, Secretary	2000	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                 MANAGEMENT

The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of February 28, 2003. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

Name and Address of beneficial owner	Shares of Common Stock beneficially owned	Percent of Common Stock owned (1)
A.J. Leydton 7311 Van Nuys Blvd., Ste. 2 Van Nuys, California	15,645,500	72.39%
Frank Stewart 7311 Van Nuys Blvd., Ste. 2 Van Nuys, California	2,493,500	11.54%
Total	18,139,000	83.93%

 Note: Based on 21,612,000 shares outstanding as of February 28, 2003.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of February 28, 2003.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	A.J. Leydton	15,645,500	72.39%
Common	Frank Stewart	2,493,500	11.54%
Common	David Nagy	10,000	0.00%
Total		18,149,000	83.93%

(1) Percentage of ownership is based on 21,612,000 shares of Common Stock issued and outstanding as of February 28, 2003.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions since March 16, 2000 (Date of Inception) through March 31, 2003,  which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on February 28, 2003 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

Tamarak, Inc.

(Registrant)

/s/ A.J. Leydton

A.J. Leydton

CEO & Chairman

/s/ Frank Stewart

Frank Stewart

Vice-President/COO

/s/ David Nagy

David Nagy

Secretary

Dated: June 17, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tamarak, Inc. (the "Company") on Form 10-KSB for the year ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, A.J. Leydton, CEO and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ A.J. Leydton
Chief Executive Officer

Dated: June 17, 2003

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, A.J. Leydton provides the following certification.

     I, A.J. Leydton, President, CEO and Director of Tamarak, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

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

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ A.J. Leydton
A.J. Leydton, President, CEO & Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tamarak, Inc. (the "Company") on Form 10-KSB for the year ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Frank Stewart, Vice-President, COO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank Stewart
Chief Operating Officer

Dated: June 17, 2003

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Frank Stewart provides the following certification.

     I, Frank Stewart, Vice-President, COO and Director of Tamarak, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

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

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ Frank Stewart
Frank Stewart, Vice-President, COO & Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tamarak, Inc. (the "Company") on Form 10-KSB for the year ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, David Nagy, Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Nagy
Secretary

Dated: June 17, 2003

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, David Nagy provides the following certification.

     I, David Nagy, President, Secretary of Tamarak, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

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

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ David Nagy
David Nagy, Secretary