Form 10QSB
period 2003-05-31
TAMARAK INC
filed 2003-07-22
CIK 1169389

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

21,612,000 shares as of May 31, 2003.

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

INDEX

Part I. Financial Information

Item 1. Financial Information

            Accountants' review report

Balance Sheets at May 31, 2003 (unaudited)

Statements of Operations (unaudited) for the three months ended May 31, 2002 and 2003 and from the period from March 16, 2000 (Date of Inception) to May 31, 2003

Statements of Change in Stockholders’ Deficit (unaudited) for the period from March 16, 2000 (Date of Inception) to May 31, 2003

Statements of Cash Flows (unaudited) for the three months ended May 31, 2002 and 2003 and for the period from March 16, 2000 (Date of Inception) to May 31, 2003

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Information

TAMARAK, INC

March 16, 2000 To November 30, 2002
CONTENTS

Page

Accountants' review report	1

Financial Statements:

Balance Sheet	2

Statement of operations	3

Statement of cash flows	4

Statement of stockholders' deficit	5

Notes to Financial Statements	6-9

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders of

Tamarak, Inc. (A Company in the Development Stage)

We have reviewed the accompanying balance sheet of Tamarak, Inc. (referred to herein as the "Company") (a Company in the development stage) as of May 31, 2003, and the related statement of operations and cash flows for the three-month periods ended May 31, 2003 and 2002, the statement of stockholders' deficit for the period ending May 31, 2003 as well as the cumulative statements from inception (March 16, 2000) to May 31, 2003. These financial statements are the responsibility of the Company's management.

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

DONALD V. EDWARDS, CPA

Los Angeles, California

July 20, 2003

TAMARAK, INC.
(A Development Stage Company)
Balance Sheets
May 31, 2003
ASSETS	(unaudited)
Current Asset
Cash	$645
Property, plant and equipment (Note 2)
Office furniture and equipment	448
Accumulated depreciation	(193)

Total Property, plant and equipment	255

Total Assets	$900

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Loan payable - Officers (Note 3)	19,723

Total Current Liabilities	19,723

STOCKHOLDERS DEFICIT (Note 6)
Common stock - authorized 50,000,000 shares, par value $.001;
21,612,000 shares issued and outstanding	21,612
Paid-in capital	64,494
Deficit accumulated during the development stage	(104,929)

(18,823)
Total Liabilities and Stockholders' Deficit	$900

See accompanying notes and accountants' report.

TAMARAK, INC.
(A Development Stage Company)
Statements of Operations
Quarters ended May 31, 2002 and 2003, and the Period From
March 16, 2000 (Date of Inception) to May 31, 2003
(Unaudited)
			For the Period From Inception (March 16, 2000) through May 31, 2003
	For the Period From March 1, 2003 to May 31, 2003	For the Period From March 1, 2002 to May 31, 2002

Costs and Expenses:
Administration	$-	$10,109	$30,307
Auto Expense	-	3,250	3,840
Bank Charges	-	250	282
Cable & Web Services	-	168	2,069
Depreciation	21	21	193
Document Fees	-	-	1,409
Dues & Subscriptions	-	-	5,257
Entertainment	-	1,199	2,469
Insurance	-	-	1,514
Legal Fees	-	10,912	26,013
Office Expense	-	2,116	2.412
Postage	-	-	433
Printing	-	-	1,260
Rent	-	2,211	16,403
Repairs	-	152	152
State Filing Fees	-	125	430
Telephone	-	532	3,713
Transfer Agent	-	1,720	5,868
Wardrobe	-	-	905

Net loss	$(21)	$(32,765)	$(104,929)

Earnings per share:

Basic:
Income (loss) from continuing operations	$(21)	$(32,765)	$(104,929)
Income adjustments	-	-	-

Net income (loss) from continuing operations
attributable to common shares	$(21)	$(32,765)	$(104,929)

Weighted average common shares outstanding	21,612,000	21,612,000	20,628,570

Basic earnings per share from continuing operations	($0.01)	($0.01)	($0.01)

Diluted:
Income (loss) from continuing operations	$(21)	$(32,765)	$(104,929)
Income adjustments	-	-	-

Adjusted income from continuing operations	(21)	(32,765)	(104,929)

Weighted average common shares outstanding	21,612,000	21,612,000	20,628,570

Dilutive securities	-	-	-

Adjusted weighted average
common shares outstanding	21,612,000	21,612,000	20,628,570

Diluted earnings per share from continuing operations	($0.01)	($0.01)	($0.01)

See accompanying notes and accountants' report.

TAMARAK, INC.
(A Development Stage Company)
Statements of Cash Flows
Quarters Ended May 31, 2002 and 2003 and the
Period from March 16, 2000 (Date of Inception) to May 31, 2003
	For the period from March 1, 2003 through May 31, 2003	For the period from March 1, 2002 to May 31, 2002	Period from Inception (March 16, 2000) to May 31, 2003

Cash flows from operating activities:
Net Loss	$(21)	$(32,765)	$(104,929)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21	21	193
Increase in other assets	-	-	(6,610)
Decrease in other assets	-	-	6,609

Net cash used in Operating Activities	$0	$(32,765)	$(104,737)

Cash flows from investing activities:
Purchase of equipment	-	-	(448)

Net Cash Used in Investing Activities	-	-	(448)

Cash flows from financing activities:
Proceeds from officer loan	-	100	19,723
Contribution of capital	-	56,870	86,107

Net Cash Provided by Financing Activities	-	$56,970	$105,830

Net increase in Cash	-	$24,226	-
Cash, beginning of period	$645	$5,822	645
Cash, end of period	$645	$30,048	$645

See accompanying notes and accountants' report.

TAMARAK, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
Period from March 16, 2000 (Date of Inception) to November 30 2002
					Deficit
	Common Stock				Accumulated
	Shares	Value Per Share(1)	Common Stock	Additional Paid-In Capital	During the Development Stage	Total

Issuance of share capital to founders of Tamarak, Inc. for cash on March 16, 2000	20,000,000	$0.001	$20,000	$2,986	$ ---	$ 22,986

Net loss for the period ending February 28, 2001	-	-	-	-	(15,930)	(15,930)

Balances at February 28, 2001	20,000,000	0.001	20,000	2,986	(15,930)	7,056

Net loss for the period ending February 28, 2002	-	-	-	-	(26,748)	(26,748)

Balances at February 28, 2002	20,000,000	0.001	20,000	2,986	(42,678)	(19,692)

Issuance of share capital for cash on March 1, 2002	1,612,000	0.04	1,612	61,508	-	63,120

Net loss for the period ending May 31, 2002	-	-	-	-	(32,765)	(32,765)

Balances at May 31, 2002	21,612,000	0.004	21,612	64,494	(75,443)	10,663

Net loss for the period ending August 31, 2002	-	-	-	-	(10,754)	(10,754)

Balances at August 31, 2002	21,612,000	0.004	21,612	64,494	(86,197)	(91)

Net loss for the period ending November 30, 2002	-	-	-	-	(7,165)	(7,165)

Balances at November 30, 2002	21,612,000	0.004	21,612	64,494	(93,362)	(7,256)

Net loss for the period ending February 28, 2003	-	-	-	-	(11,546)	(11,546)

Balances at February 28, 2003	21,612,000	0.004	21,612	64,494	(104,908)	(18,802)

Net loss for the period ending May 31, 2003	-	-	-	-	(21)	(21)

Balances at May 31, 2003	21,612,000	0.004	21,612	64,494	(104,929)	(18,823)

(1):  This value is rounded to the nearest thousandth.

Net loss for the period ending May 31, 2003

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

Cash

The Company maintains its cash balances in two financial institutions located in Los Angeles, California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has no cash balances at risk as of May 31, 2003.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial statement purposes over the estimated useful lives of assets. The estimated useful lives of the property and equipment is five years.

3.    RELATED PARTY TRANSACTIONS

As of May 31, 2003, A.J. Leydton, President and CEO of Tamarak, Inc., had made a loan to the Company. The loan is unsecured, non-interest bearing and without a stated maturity date.

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

6.    EQUITY

The Company’s authorized capital stock consists of 50,000,000 shares of Common Stock with a $.001 par value. As of May 31, 2003, the Company has outstanding 21,612,000 shares of its Common Stock. Holders of the Company’s Common Stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company common stock. No such dividends have been paid during the company’s operating history. Of the 21,612,000 shares of common stock currently outstanding, 20,000,000 are considered “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, in that such shares were issued and sold by the Company without registration, as private transactions not involving a public offering.

7.    INCOME TAXES

The Company has incurred no income tax expenses since inception. Presently, the Company has a $104,908 Tax Net Operating Loss Carry-Forward available from its first two years of operation. $15,930 of the Net Operating Loss was generated during the operating period from March 16, 2000 to February 28, 2002 while $62,230 of the Carry-Forward was generated during the operating period from March 1, 2002 to February 28, 2003. The Carry-Forwards are available to offset future income for a period of time not to exceed twenty years.

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

10.    GOING CONCERN DISCUSSION

The company has been unable to acquire the appropriate financing necessary to begin principal operations.  Simultaneously, the company has diminished its working capital where it is doubtful that the Company will be able to carryout further development stage activities.  Management is currently trying to secure a line of credit with a financial institution in order to satisfy the working capital needs for the next six months; however, no line of credit is currently  available to the company.  While the company's stock is currently trading on the NASDAQ, no equity investors have surfaced to allow the company to continue is development stage activities.  The current lack of access to working capital has put a substantial doubt about the Company's ability to carryout further development stage activities.

11.    EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per - assuming dilution:

	March 1, 2003 to May 31, 2003	March 1, 2002 to May 31, 2002	March 16, 2000 to May 31, 2003
Numerator:
Net income, earnings per share and earnings per share assuming dilution	$(21)	$(32,765)	$(104,929)
Denominator:
Denominator for earnings per share - weighted average shares outstanding	21,612,000	20,000,000	20,628,570
Effect of dilutive securities	-	-	-
Denominator for earnings per share - assuming dilution - adjusted weighted average shares outstanding	21,612,000	20,000,000	20,628,570
Earnings per share	$(0.01)	$(0.01)	$(0.01)
Earnings per share - assuming dilution	$(0.01)	$(0.01)	$(0.01)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended May 31, 2003 and 2002, we had no revenues.

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

Item 3.    Controls and Procedures.

The Company's Chief Executive Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

Dated: July 21, 2003

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003	/s/ A.J. Leydton
A.J. Leydton, CEO & Chairman